Form 10-Q
period 2017-09-30
iHeartCommunications, Inc.
filed 2017-11-08
CIK 739708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________
Commission File Number
001-09645
IHEARTCOMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Texas	74-1787539
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20880 Stone Oak Parkway San Antonio, Texas	78258
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2017
~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~	~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~ ~
Common Stock, $.001 par value	500,000,000

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form in a reduced disclosure format permitted by General Instruction H(2).

IHEARTCOMMUNICATIONS, INC.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$286,370	$845,030
Accounts receivable, net of allowance of $40,510 in 2017 and $33,882 in 2016	1,433,019	1,364,404
Prepaid expenses	230,209	184,586
Assets held for sale	—	55,602
Other current assets	77,876	55,065
Total Current Assets	2,027,474	2,504,687
PROPERTY, PLANT AND EQUIPMENT
Structures, net	1,152,066	1,196,676
Other property, plant and equipment, net	735,997	751,486
INTANGIBLE ASSETS AND GOODWILL
Indefinite-lived intangibles - licenses	2,408,184	2,413,899
Indefinite-lived intangibles - permits	977,152	960,966
Other intangibles, net	596,287	740,508
Goodwill	4,083,589	4,066,575
OTHER ASSETS
Other assets	276,511	227,450
Total Assets	$12,257,260	$12,862,247
CURRENT LIABILITIES
Accounts payable	$157,217	$142,600
Accrued expenses	718,458	724,793
Accrued interest	149,533	264,170
Deferred income	215,410	200,103
Current portion of long-term debt	619,003	342,908
Total Current Liabilities	1,859,621	1,674,574
Long-term debt	19,995,897	20,022,080
Deferred income taxes	1,460,882	1,457,095
Other long-term liabilities	618,575	593,973
Commitments and contingent liabilities (Note 4)
STOCKHOLDER’S DEFICIT
Noncontrolling interest	114,133	135,778
Common stock, par value $.001 per share, authorized and issued 500,000,000 shares in 2017 and 2016, respectively	500	500
Additional paid-in capital	2,069,241	2,068,075
Accumulated deficit	(13,544,381)	(12,733,952)
Accumulated other comprehensive loss	(317,208)	(355,876)
Total Stockholder's Deficit	(11,677,715)	(10,885,475)
Total Liabilities and Stockholder's Deficit	$12,257,260	$12,862,247
See Notes to Consolidated Financial Statements

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$1,537,416	$1,566,582	$4,457,106	$4,542,852
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	621,895	591,740	1,807,534	1,771,590
Selling, general and administrative expenses (excludes depreciation and amortization)	438,654	421,700	1,336,563	1,281,849
Corporate expenses (excludes depreciation and amortization)	77,967	86,832	233,487	252,348
Depreciation and amortization	149,749	158,453	443,650	476,053
Impairment charges	7,631	8,000	7,631	8,000
Other operating income (expense), net	(13,215)	(505)	24,785	219,768
Operating income	228,305	299,352	653,026	972,780
Interest expense	470,250	459,852	1,388,747	1,389,793
Loss on investments, net	(2,173)	(13,767)	(2,433)	(13,767)
Equity in earnings (loss) of nonconsolidated affiliates	(2,238)	1,117	(2,240)	(926)
Gain on extinguishment of debt	—	157,556	—	157,556
Other income (expense), net	2,223	(7,323)	(11,244)	(47,054)
Loss before income taxes	(244,133)	(22,917)	(751,638)	(321,204)
Income tax expense	(2,051)	(5,613)	(50,143)	(42,243)
Consolidated net loss	(246,184)	(28,530)	(801,781)	(363,447)
Less amount attributable to noncontrolling interest	1,993	6,471	8,648	38,950
Net loss attributable to the Company	$(248,177)	$(35,001)	$(810,429)	$(402,397)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,010	7,356	44,665	43,797
Unrealized holding loss on marketable securities	(320)	(290)	(218)	(635)
Reclassification adjustments	6,207	—	4,563	32,823
Other adjustments to comprehensive income (loss)	—	193	—	(3,551)
Other comprehensive income	18,897	7,259	49,010	72,434
Comprehensive loss	(229,280)	(27,742)	(761,419)	(329,963)
Less amount attributable to noncontrolling interest	4,289	1,235	10,342	6,365
Comprehensive loss attributable to the Company	$(233,569)	$(28,977)	$(771,761)	$(336,328)
See Notes to Consolidated Financial Statements

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net loss	$(801,781)	$(363,447)
Reconciling items:
Impairment charges	7,631	8,000
Depreciation and amortization	443,650	476,053
Deferred taxes	12,505	(14,097)
Provision for doubtful accounts	20,936	20,042
Amortization of deferred financing charges and note discounts, net	42,682	51,806
Share-based compensation	9,020	10,350
Gain on disposal of operating and other assets	(30,149)	(227,765)
Loss on investments	2,433	13,767
Equity in loss of nonconsolidated affiliates	2,240	926
Gain on extinguishment of debt	—	(157,556)
Barter and trade income	(32,953)	(22,126)
Foreign exchange transaction (gain) loss	(21,602)	46,533
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
(Increase) decrease in accounts receivable	(60,984)	16,909
Increase in prepaid expenses and other current assets	(41,306)	(17,836)
Decrease in accrued expenses	(37,819)	(60,515)
Increase (decrease) in accounts payable	9,419	(39,660)
Decrease in accrued interest	(78,087)	(92,947)
Increase in deferred income	3,847	37,550
Changes in other operating assets and liabilities	(8,399)	41,435
Net cash used for operating activities	(558,717)	(272,578)
Cash flows from investing activities:
Purchases of other investments	(29,498)	(33,911)
Proceeds from sale of other investments	5,059	3,256
Purchases of property, plant and equipment	(184,944)	(201,038)
Proceeds from disposal of assets	71,320	604,044
Purchases of other operating assets	(3,224)	(3,464)
Change in other, net	(3,693)	(2,575)
Net cash provided by (used for) investing activities	(144,980)	366,312
Cash flows from financing activities:
Draws on credit facilities	60,000	—
Payments on credit facilities	(25,909)	(1,728)
Proceeds from long-term debt	156,000	800
Payments on long-term debt	(5,385)	(226,640)
Payments to purchase noncontrolling interests	(953)	—
Dividends and other payments to noncontrolling interests	(41,083)	(93,371)
Change in other, net	(5,604)	(1,644)
Net cash provided by (used for) financing activities	137,066	(322,583)
Effect of exchange rate changes on cash	7,971	(919)
Net decrease in cash and cash equivalents	(558,660)	(229,768)
Cash and cash equivalents at beginning of period	845,030	772,678
Cash and cash equivalents at end of period	$286,370	$542,910
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$1,426,438	$1,434,482
Cash paid for taxes	31,668	39,288
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
We are a holding company and have no significant assets other than the ownership interests in our subsidiaries. All of our operations and all of our operating assets are held by our subsidiaries. Certain of our outstanding indebtedness is fully and unconditionally guaranteed on a joint and several basis by our parent, iHeartMedia Capital I, LLC ("Capital I"), and certain of our direct and indirect wholly-owned domestic subsidiaries. Not all of our subsidiaries guarantee our obligations under such outstanding indebtedness. For a presentation of the allocation of assets, liabilities, equity, revenues and expenses attributable to the guarantors of our indebtedness in conformity with the SEC's Regulation S-X Rule 3-10(d), please refer to Note 10 to the consolidated financial statements of Capital I as of and for the period ending September 30, 2017.
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
In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements were issued (November 8, 2017). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before November 8, 2018.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of September 30, 2017, the Company had $286.4 million of cash and cash equivalents on its balance sheet, including $222.4 million of cash and cash equivalents held by the Company's subsidiary, Clear Channel Outdoor Holdings, Inc. ("CCOH"). As of September 30, 2017, the Company had $85.0 million of excess availability under our receivables-based credit facility, subject to limitations in our material financing agreements. A substantial amount of the Company's cash requirements are for debt service obligations. Although the Company has generated operating income in excess of $1.0 billion in each of the years ended December 31, 2016 and 2015, the Company incurred net losses and had negative cash flows from operations for each of these years as a result of significant cash interest payments arising from the Company's substantial debt balance. For the nine months ended September 30, 2017, the Company used cash of $558.7 million for operating activities, which included cash paid for interest of $1,426.4 million. The Company's current forecast indicates it will continue to incur net losses and generate negative cash flows from operating activities as a result of the Company's indebtedness and significant related interest expense. At September 30, 2017, the Company had debt maturities totaling $366.9 million, $308.5 million (net of $277.1 million due to certain of our subsidiaries) and $8,368.9 million in 2017, 2018 and 2019, respectively. In October 2017, the Company exchanged $45.0 million principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of the Company for $45.0 million principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties. After the exchanges, the Company's debt maturities in the next 12 months include, (i) $365.0 million outstanding under our receivables-based credit facility, which matures on December 24, 2017, (ii) $51.5 million of 10% Senior Notes due January 15, 2018, (iii) $175.0 million of 6.875% Senior Notes due June 15, 2018 and (iv) $24.8 million of contractual AHYDO catch-up payments to be made on our 14% Senior Notes due 2021 on the interest payment due on August 1, 2018. The Company's forecast includes approximately $1.8 billion in cash interest payments in the next 12 months, of which $344.6 million is payable in the quarter ended December 31, 2017 and $548.2 million is payable in the first quarter of 2018. In addition, in certain circumstances, a committee of the CCOH board of directors formed for the specific purpose of monitoring the Intercompany Note (the “CCOH Intercompany Note Committee”) has the non-exclusive authority to demand payments under the Intercompany Note, as long as the CCOH board of directors declares a simultaneous dividend equal to the amount so demanded.  As of November 8, 2017, the CCOH Intercompany Note Committee has the right pursuant to the terms of the settlement of the derivative litigation filed by CCOH’s stockholders regarding the Intercompany Note but not the obligation, to make a demand on the Intercompany Note. If the CCOH Intercompany Note Committee exercises this right to demand a full repayment of the Intercompany Note and the CCOH board of directors declares a simultaneous dividend, based on the balance of the Intercompany Note outstanding at September 30, 2017, approximately $110.4 million would be payable to the public stockholders of CCOH. If the Company is unable to refinance the amounts outstanding under the receivables-based credit facility, the 10% Senior Notes due January 15, 2018, and/or the 6.875% Senior Notes due June 15, 2018 and take other steps to create additional liquidity, forecasted cash flows are not sufficient for the Company to meet its obligations, including upcoming interest payments and maturities on the Company's outstanding debt, as they become due in the ordinary course of business for a period of 12 months following November 8, 2017. As discussed below, the Company has plans to reduce its principal and interest obligations and to create additional liquidity.
The Company is in advanced negotiations with potential lenders to refinance the amounts outstanding under the Company's receivables-based credit facility and currently expects to refinance the amounts outstanding under that facility prior to its maturity. In addition, management is taking actions to maximize cash available to meet the Company’s obligations as they become due in the ordinary course of business. In addition, as more fully described in Note 3, the Company launched notes exchange offers and term loan offers in March 2017, which notes exchange offers and term loan offers remain open as of November 8, 2017. The Company has engaged in discussions with many of its lenders and noteholders regarding the terms of the global exchange offers and term loan offers, which have been revised since launch and remain subject to substantial further revision, but no agreement has been reached with respect to those discussions and the discussions remain ongoing. These actions are intended to mitigate those conditions which raise substantial doubt of the Company’s ability to continue as a going concern for a period within 12 months following November 8, 2017.
While the Company continues to work toward completing the notes exchange offers and the term loan offers or other similar transactions, refinancing the amounts outstanding under the receivables-based credit facility and taking other actions to create additional liquidity, there is no assurance that the notes exchange offers and the term loan offers or other similar transactions, will be completed, that the amount outstanding under the receivables-based credit facility will be refinanced or that the Company will be able to create additional liquidity. The Company’s ability to meet its obligations as they become due in the ordinary course of business for the next 12 months will depend on its ability to achieve forecasted results, its ability to conserve cash, its ability to refinance the amounts outstanding under the Company's receivables-based credit facility, its ability to successfully complete the notes exchange offers and the term loan offers or other similar transactions and achieve sufficient cash interest savings therefrom and its ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions and the significance of the forecasted future negative cash flows resulting from the Company's substantial debt balance, including anticipated future cash interest payments (including interest due in the fourth quarter of 2017 and in 2018) and the maturities of

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the $365.0 million in current borrowings under the Company's receivables-based credit facility that matures December 24, 2017, the $51.5 million aggregate principal amount of 10% Senior Notes due January 15, 2018, the $175.0 million aggregate principal amount of 6.875% Senior Notes due June 15, 2018 and the $24.8 million of contractual AHYDO catch-up payments to be made on our 14% Senior Notes due 2021 beginning with the interest payment due on August 1, 2018, management has determined that there is substantial doubt as to the Company’s ability to continue as a going concern for a period of 12 months following November 8, 2017.
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

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL
Dispositions
In January 2017, Americas outdoor sold its Indianapolis, Indiana market to Fairway Media Group, LLC in exchange for certain assets in Atlanta, Georgia with a fair value of $39.4 million, plus $43.1 million in cash, net of closing costs. The assets acquired as part of the transaction consisted of $9.9 million in fixed assets and $29.5 million in intangible assets (including $2.3 million in goodwill). The Company recognized a net gain of $28.9 million related to the sale, which is included within Other operating income (expense), net.
During the third quarter of 2017, Americas outdoor sold its ownership interest in a joint venture in Canada. As a result, the Company recognized a net loss on sale of $12.1 million, including a $6.3 million cumulative translation adjustment, which is included within Other operating income (expense), net.
Property, Plant and Equipment
The Company’s property, plant and equipment consisted of the following classes of assets as of September 30, 2017 and December 31, 2016, respectively:

(In thousands)	September 30, 2017	December 31, 2016
Land, buildings and improvements	$578,054	$570,566
Structures	2,807,023	2,684,673
Towers, transmitters and studio equipment	356,222	350,760
Furniture and other equipment	689,227	622,848
Construction in progress	93,850	91,655
	4,524,376	4,320,502
Less: accumulated depreciation	2,636,313	2,372,340
Property, plant and equipment, net	$1,888,063	$1,948,162
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
The application of the direct valuation method attempts to isolate the income that is attributable to the indefinite-lived intangible asset alone (that is, apart from tangible and identified intangible assets and goodwill). It is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and whose only other assets have essentially been paid for (or added) as part of the build-up process. The Company forecasts revenue, expenses, and cash flows over a ten-year period for each of its markets in its application of the direct valuation method. The Company also calculates a

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

“normalized” residual year which represents the perpetual cash flows of each market. The residual year cash flow was capitalized to arrive at the terminal value of the licenses in each market.
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
The Company recognized impairment charges related to its indefinite-lived intangible assets within one iHM radio market of $6.0 million during the three and nine months ended September 30, 2017. The Company recognized impairment charges related to its indefinite-lived intangible assets of $0.7 million during the three and nine months ended September 30, 2016.
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
The following table presents the gross carrying amount and accumulated amortization for each major class of other intangible assets as of September 30, 2017 and December 31, 2016, respectively:

(In thousands)	September 30, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Transit, street furniture and other outdoor contractual rights	$587,099	$(469,982)	$563,863	$(426,752)
Customer / advertiser relationships	1,222,518	(1,103,001)	1,222,519	(1,012,380)
Talent contracts	319,384	(292,932)	319,384	(281,060)
Representation contracts	253,350	(236,157)	253,511	(229,413)
Permanent easements	162,920	—	159,782	—
Other	390,302	(237,214)	390,171	(219,117)
Total	$2,935,573	$(2,339,286)	$2,909,230	$(2,168,722)
Total amortization expense related to definite-lived intangible assets for the three months ended September 30, 2017 and 2016 was $49.5 million and $55.6 million, respectively. Total amortization expense related to definite-lived intangible assets for the nine months ended September 30, 2017 and 2016 was $148.2 million and $167.7 million, respectively.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As acquisitions and dispositions occur in the future, amortization expense may vary.  The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets:

(In thousands)
2018	$127,795
2019	44,958
2020	38,326
2021	34,815
2022	30,007
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
The Company recognized goodwill impairment of $1.6 million during the three and nine months ended September 30, 2017 related to one market in the Company's International outdoor segment. The Company recognized goodwill impairment of $7.3 million during the three and nine months ended September 30, 2016 related to one market in the Company's International outdoor segment.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments:

(In thousands)	iHM	Americas Outdoor Advertising	International Outdoor Advertising	Other	Consolidated
Balance as of December 31, 2015	$3,288,481	$534,683	$223,892	$81,831	$4,128,887
Impairment	—	—	(7,274)	—	(7,274)
Dispositions	—	(6,934)	(30,718)	—	(37,652)
Foreign currency	—	(1,998)	(5,051)	—	(7,049)
Assets held for sale	—	(10,337)	—	—	(10,337)
Balance as of December 31, 2016	$3,288,481	$515,414	$180,849	$81,831	$4,066,575
Impairment	—	—	(1,591)	—	(1,591)
Acquisitions	—	2,252	—	—	2,252
Dispositions	—	—	(1,817)	—	(1,817)
Foreign currency	—	654	17,427	—	18,081
Assets held for sale	—	89	—	—	89
Balance as of September 30, 2017	$3,288,481	$518,409	$194,868	$81,831	$4,083,589
NOTE 3 – LONG-TERM DEBT
Long-term debt outstanding as of September 30, 2017 and December 31, 2016 consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Senior Secured Credit Facilities(1)	$6,300,000	$6,300,000
Receivables Based Credit Facility Due 2017(2)	365,000	330,000
9.0% Priority Guarantee Notes Due 2019	1,999,815	1,999,815
9.0% Priority Guarantee Notes Due 2021	1,750,000	1,750,000
11.25% Priority Guarantee Notes Due 2021	825,546	575,000
9.0% Priority Guarantee Notes Due 2022	1,000,000	1,000,000
10.625% Priority Guarantee Notes Due 2023	950,000	950,000
Subsidiary Revolving Credit Facility Due 2018(3)	—	—
Other secured subsidiary debt(4)	8,681	20,987
Total consolidated secured debt	13,199,042	12,925,802

14.0% Senior Notes Due 2021(5)	1,763,925	1,729,168
Legacy Notes(6)	475,000	475,000
10.0% Senior Notes Due 2018	96,482	347,028
Subsidiary Senior Notes due 2022	2,725,000	2,725,000
Subsidiary Senior Subordinated Notes due 2020	2,200,000	2,200,000
Clear Channel International B.V. Senior Notes due 2020	375,000	225,000
Other subsidiary debt	25,588	27,954
Purchase accounting adjustments and original issue discount	(142,796)	(166,961)
Long-term debt fees	(102,341)	(123,003)
Total debt	20,614,900	20,364,988
Less: current portion	619,003	342,908
Total long-term debt	$19,995,897	$20,022,080

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)	Term Loan D and Term Loan E mature in 2019.

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

The Company’s weighted average interest rate was 8.7% and 8.5% as of September 30, 2017 and December 31, 2016, respectively. The aggregate market value of the Company’s debt based on market prices for which quotes were available was approximately $15.8 billion and $16.7 billion as of September 30, 2017 and December 31, 2016, respectively. Under the fair value hierarchy established by ASC 820-10-35, the market value of the Company’s debt is classified as either Level 1 or Level 2.
On January 31, 2017, the Company repaid $25.0 million of the amount borrowed under our receivables-based credit facility. On July 31, 2017, the Company borrowed an additional $60.0 million on our receivables-based credit facility, bringing the total amount outstanding under this facility as of September 30, 2017 to $365.0 million.
On February 7, 2017, the Company completed an exchange offer by issuing $476.4 million in aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 in exchange for $476.4 million of aggregate principal amount outstanding of our 10.0% Senior Notes due 2018. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of the Company that participated in the exchange offer.
On March 15, 2017, the Company commenced exchange offers (the “notes exchange offers”) to exchange certain series of our outstanding debt securities (the “Existing Notes”) for new securities of Parent, the Company and CC Outdoor Holdings, Inc., a wholly-owned subsidiary of Parent, and concurrent consent solicitations with respect to the terms of the Existing Notes. On March 15, 2017, the Company also commenced offers (the “term loan offers”) to amend its outstanding Term Loan D and Term Loan E under its senior secured credit facilities and/or to issue new securities of Parent, CC Outdoor Holdings, Inc., Broader Media, LLC and/or the Company to the lenders depending on the scenario in which the notes exchange offers and the term loan offers close. The terms of the notes exchange offers and the term loan offers have been revised and are subject to substantial further revision, and the offers may never be consummated, on the terms currently proposed or otherwise. Both the notes exchange offers and the term loan offers were open as of November 8, 2017.
On July 10, 2017, a subsidiary of the Company exchanged $15.6 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of the Company for $15.6 million aggregate principal amount of its 10.0% Senior Notes due 2018 that were held by an unaffiliated third party.
On August 14, 2017, Clear Channel International B.V. (“CCIBV”), an indirect subsidiary of the Company, issued $150.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New Notes”). The New Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, resulting in $156.0 million in proceeds.  The New Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.

In October 2017, a subsidiary of the Company exchanged $45.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of the Company for $45.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties.
Surety Bonds, Letters of Credit and Guarantees
As of September 30, 2017, the Company had outstanding surety bonds, commercial standby letters of credit and bank guarantees of $72.1 million, $144.5 million and $36.6 million, respectively. Bank guarantees and letters of credit of $17.3 million and $28.8 million, respectively, were backed by cash collateral. These surety bonds, letters of credit and bank guarantees relate to various operational matters including insurance, bid, concession and performance bonds as well as other items.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Stockholder Litigation
On May 9, 2016, a stockholder of Clear Channel Outdoor Holdings, Inc. ("CCOH") filed a derivative lawsuit in the Court of Chancery of the State of Delaware, captioned GAMCO Asset Management Inc. v. iHeartMedia Inc. et al., C.A. No. 12312-VCS. The complaint names as defendants the Company, Parent, Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsor Defendants"), Parent's private equity sponsors and majority owners, and the members of CCOH's board of directors. CCOH also is named as a nominal defendant. The complaint alleges that CCOH has been harmed by the intercompany agreements with the Company, CCOH’s lack of autonomy over its own cash and the actions of the defendants in serving the interests of the Company, Parent and the Sponsor Defendants to the detriment of CCOH and its minority stockholders. Specifically, the complaint alleges that the defendants have breached their fiduciary duties by causing CCOH to: (i) continue to loan cash to us under the intercompany note at below-market rates; (ii) abandon its growth and acquisition strategies in favor of transactions that would provide cash to the Company and Parent; (iii) issue new debt in the CCIBV note offering (the "CCIBV Note Offering") to provide cash to the Company and Parent through a dividend; and (iv) effect the sales of certain outdoor markets in the U.S. (the "Outdoor Asset Sales") allegedly to provide cash to the Company and Parent through a dividend. The complaint also alleges that the Company, Parent and the Sponsor Defendants aided and abetted the directors' breaches of their fiduciary duties. The complaint further alleges that the Company, Parent and the Sponsor Defendants were unjustly enriched as a result of these transactions and that these transactions constituted a waste of corporate assets for which the defendants are liable to CCOH. The plaintiff is seeking, among other things, a ruling that the defendants breached their fiduciary duties to CCOH and that the Company, Parent and the Sponsor Defendants aided and abetted the CCOH board of directors' breaches of fiduciary duty, rescission of payments made by CCOH to the Company and our affiliates pursuant to dividends declared in connection with the CCIBV Note Offering and Outdoor Asset Sales, and an order requiring the Company, Parent and the Sponsor Defendants to disgorge all profits they have received as a result of the alleged fiduciary misconduct.
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants' motion to dismiss all claims brought by the plaintiff. On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. The oral hearing on the appeal was held on October 11, 2017. On October 12, 2017, the Supreme Court of Delaware affirmed the lower court's ruling, dismissing the case.

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – INCOME TAXES
Income Tax Expense
The Company’s income tax expense for the three and nine months ended September 30, 2017 and 2016, respectively, consisted of the following components:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current tax benefit (expense)	$7,349	$(9,339)	$(37,638)	$(56,340)
Deferred tax benefit (expense)	(9,400)	3,726	(12,505)	14,097
Income tax expense	$(2,051)	$(5,613)	$(50,143)	$(42,243)
The effective tax rates for the three months ended September 30, 2017 and 2016 were (0.8)% and (24.5)%, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were (6.7)% and (13.2)%, respectively. The 2017 and 2016 effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets resulting from current period net operating losses in U.S. federal, state and certain foreign jurisdictions due to uncertainty regarding the Company's ability to realize those assets in future periods.
NOTE 6 – STOCKHOLDER’S DEFICIT
The Company reports its noncontrolling interests in consolidated subsidiaries as a component of equity separate from the Company’s equity.  The following table shows the changes in stockholder's deficit attributable to the Company and the noncontrolling interests of subsidiaries in which the Company has a majority, but not total, ownership interest:

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2017	$(11,021,253)	$135,778	$(10,885,475)
Net income (loss)	(810,429)	8,648	(801,781)
Dividends and other payments to noncontrolling interests	—	(43,540)	(43,540)
Share-based compensation	1,867	7,153	9,020
Purchases of additional noncontrolling interest	(378)	(575)	(953)
Disposal of noncontrolling interest	—	(2,438)	(2,438)
Foreign currency translation adjustments	34,785	9,880	44,665
Unrealized holding loss on marketable securities	(195)	(23)	(218)
Reclassification adjustments	4,078	485	4,563
Other, net	(323)	(1,235)	(1,558)
Balances as of September 30, 2017	$(11,791,848)	$114,133	$(11,677,715)

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	The Company	Noncontrolling Interests	Consolidated
Balance as of January 1, 2016	$(10,784,841)	$178,160	$(10,606,681)
Net income (loss)	(402,397)	38,950	(363,447)
Dividends and other payments to noncontrolling interests	—	(74,542)	(74,542)
Share-based compensation	2,159	8,191	10,350
Foreign currency translation adjustments	40,914	2,883	43,797
Unrealized holding loss on marketable securities	(571)	(64)	(635)
Reclassification adjustments	28,919	3,904	32,823
Other adjustments to comprehensive loss	(3,193)	(358)	(3,551)
Other, net	(1,389)	495	(894)
Balances as of September 30, 2016	$(11,120,399)	$157,619	$(10,962,780)
The Company does not have any compensation plans under which it grants awards to employees. Parent has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
NOTE 7 — OTHER INFORMATION
Other Comprehensive Income (Loss)
There was no change in deferred income tax liabilities resulting from adjustments to comprehensive loss for the three and nine months ended September 30, 2017. The total increase (decrease) in deferred income tax liabilities of other adjustments to comprehensive loss for the three and nine months ended September 30, 2016 was $0.1 million and $(0.7) million.
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
Trade and barter revenues for the Company were $49.1 million and $30.2 million for the three months ended September 30, 2017 and 2016, respectively, and $161.7 million and $105.7 million for the nine months ended September 30, 2017 and 2016, respectively. Trade and barter expenses for the Company were $36.6 million and $23.2 million for the three months ended September 30, 2017 and 2016, respectively, and $129.2 million and $81.8 million for the nine months ended September 30, 2017 and 2016, respectively.
Trade and barter revenues for our iHeartMedia segment were $45.9 million and $26.0 million for the three months ended September 30, 2017 and 2016, respectively, and $149.2 million and $98.0 million for the nine months ended September 30, 2017 and 2016, respectively. Trade and barter expenses for our iHeartMedia segment were $32.2 million and $21.0 million for the three months ended September 30, 2017 and 2016, respectively, and $118.7 million and $75.4 million for the nine months ended September 30, 2017 and 2016, respectively.
Investments
During the third quarter of 2017 the Company determined that some of its investments had declined in value. Such decline in value was considered to be other than temporary, and the Company recorded a loss on investments of $1.6 million to state the investments at their estimated fair value. During the third quarter of 2016 the Company recorded a loss on investments of $14.5 million on one of its investments.

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
The following table presents the Company's reportable segment results for the three and nine months ended September 30, 2017 and 2016:

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Three Months Ended September 30, 2017
Revenue	$859,531	$316,587	$328,502	$34,452	$—	$(1,656)	$1,537,416
Direct operating expenses	265,795	141,609	214,491	—	—	—	621,895
Selling, general and administrative expenses	287,676	54,689	73,708	23,298	—	(717)	438,654
Corporate expenses	—	—	—	—	78,906	(939)	77,967
Depreciation and amortization	58,089	47,035	32,886	3,893	7,846	—	149,749
Impairment charges	—	—	—	—	7,631	—	7,631
Other operating expense, net	—	—	—	—	(13,215)	—	(13,215)
Operating income (loss)	$247,971	$73,254	$7,417	$7,261	$(107,598)	$—	$228,305
Intersegment revenues	$—	$1,656	$—	$—	$—	$—	$1,656
Capital expenditures	$14,009	$5,118	$26,211	$184	$2,802	$—	$48,324
Share-based compensation expense	$—	$—	$—	$—	$3,539	$—	$3,539

Three Months Ended September 30, 2016
Revenue	$857,099	$322,997	$346,224	$41,414	$—	$(1,152)	$1,566,582
Direct operating expenses	229,668	142,989	219,261	(178)	—	—	591,740
Selling, general and administrative expenses	268,612	54,500	71,664	27,466	—	(542)	421,700
Corporate expenses	—	—	—	—	87,442	(610)	86,832
Depreciation and amortization	60,691	47,242	37,018	4,483	9,019	—	158,453
Impairment charges	—	—	—	—	8,000	—	8,000
Other operating expense, net	—	—	—	—	(505)	—	(505)
Operating income (loss)	$298,128	$78,266	$18,281	$9,643	$(104,966)	$—	$299,352
Intersegment revenues	$—	$1,152	$—	$—	$—	$—	$1,152
Capital expenditures	$23,238	$19,114	$30,803	$582	$3,596	$—	$77,333
Share-based compensation expense	$—	$—	$—	$—	$3,484	$—	$3,484

IHEARTCOMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	iHM	Americas Outdoor	International Outdoor	Other	Corporate and other reconciling items	Eliminations	Consolidated
Nine Months Ended September 30, 2017
Revenue	$2,501,084	$919,967	$942,167	$99,332	$—	$(5,444)	$4,457,106
Direct operating expenses	773,327	427,181	607,023	3	—	—	1,807,534
Selling, general and administrative expenses	894,669	165,538	204,531	74,519	—	(2,694)	1,336,563
Corporate expenses	—	—	—	—	236,237	(2,750)	233,487
Depreciation and amortization	174,946	137,689	95,149	11,097	24,769	—	443,650
Impairment charges	—	—	—	—	7,631	—	7,631
Other operating income, net	—	—	—	—	24,785	—	24,785
Operating income (loss)	$658,142	$189,559	$35,464	$13,713	$(243,852)	$—	$653,026
Intersegment revenues	$—	$5,444	$—	$—	$—	$—	$5,444
Capital expenditures	$44,353	$48,749	$83,851	$551	$7,440	$—	$184,944
Share-based compensation expense	$—	$—	$—	$—	$9,020	$—	$9,020

Nine Months Ended September 30, 2016
Revenue	$2,463,899	$931,058	$1,035,263	$114,663	$—	$(2,031)	$4,542,852
Direct operating expenses	704,097	421,039	645,199	1,255	—	—	1,771,590
Selling, general and administrative expenses	812,344	167,660	220,872	82,394	—	(1,421)	1,281,849
Corporate expenses	—	—	—	—	252,958	(610)	252,348
Depreciation and amortization	182,506	140,883	113,075	12,809	26,780	—	476,053
Impairment charges	—	—	—	—	8,000	—	8,000
Other operating income, net	—	—	—	—	219,768	—	219,768
Operating income (loss)	$764,952	$201,476	$56,117	$18,205	$(67,970)	$—	$972,780
Intersegment revenues	$—	$2,031	$—	$—	$—	$—	$2,031
Capital expenditures	$46,303	$47,808	$97,487	$1,758	$7,682	$—	$201,038
Share-based compensation expense	$—	$—	$—	$—	$10,350	$—	$10,350

NOTE 9 – CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
Parent is a party to a management agreement with certain affiliates of Bain Capital Partners, LLC and Thomas H. Lee Partners, L.P. (together, the "Sponsors") and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018. These agreements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses. For the three and nine months ended September 30, 2017, the Company recognized management fees and reimbursable expenses of $3.8 million and $11.4 million, and $3.9 million and $11.5 million for the three and nine months ended September 30, 2016, respectively.

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
Executive Summary
The key developments that impacted our business are summarized below:

•
Consolidated revenue decreased $29.2 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $10.2 million impact from movements in foreign exchange rates, consolidated revenue decreased $39.4 million during the three months ended September 30, 2017 compared to the same period of 2016, primarily due to the sales of certain outdoor businesses, which generated $2.6 million and $41.9 million in revenue in the three months ended September 30, 2017 and 2016, respectively.

•	On August 14, 2017, CCIBV, our indirect subsidiary, issued at a $6.0 million premium $150.0 million principal amount of 8.75% Senior Notes due 2020.

•	During the third quarter of 2017, Americas outdoor sold its ownership interest in a joint venture in Canada and recognized a net loss on sale of $12.1 million.

•
In October 2017, we exchanged $45.0 million of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of ours for $45.0 million of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties.

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
Consolidated Results of Operations
The comparison of our historical results of operations for the three and nine months ended September 30, 2017 to the three and nine months ended September 30, 2016 is as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Revenue	$1,537,416	$1,566,582	(1.9)%	$4,457,106	$4,542,852	(1.9)%
Operating expenses:
Direct operating expenses (excludes depreciation and amortization)	621,895	591,740	5.1%	1,807,534	1,771,590	2.0%
Selling, general and administrative expenses (excludes depreciation and amortization)	438,654	421,700	4.0%	1,336,563	1,281,849	4.3%
Corporate expenses (excludes depreciation and amortization)	77,967	86,832	(10.2)%	233,487	252,348	(7.5)%
Depreciation and amortization	149,749	158,453	(5.5)%	443,650	476,053	(6.8)%
Impairment charges	7,631	8,000	(4.6)%	7,631	8,000	(4.6)%
Other operating income (expense), net	(13,215)	(505)		24,785	219,768
Operating income	228,305	299,352	(23.7)%	653,026	972,780	(32.9)%
Interest expense	470,250	459,852		1,388,747	1,389,793
Loss on investments, net	(2,173)	(13,767)		(2,433)	(13,767)
Equity in earnings (loss) of nonconsolidated affiliates	(2,238)	1,117		(2,240)	(926)
Gain on extinguishment of debt	—	157,556		—	157,556
Other income (expense), net	2,223	(7,323)		(11,244)	(47,054)
Loss before income taxes	(244,133)	(22,917)		(751,638)	(321,204)
Income tax expense	(2,051)	(5,613)		(50,143)	(42,243)
Consolidated net loss	(246,184)	(28,530)		(801,781)	(363,447)
Less amount attributable to noncontrolling interest	1,993	6,471		8,648	38,950
Net loss attributable to the Company	$(248,177)	$(35,001)		$(810,429)	$(402,397)
Consolidated Revenue
Consolidated revenue decreased $29.2 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $10.2 million impact from movements in foreign exchange rates, consolidated revenue decreased $39.4 million during the three months ended September 30, 2017 compared to the same period of 2016. Revenue growth from our iHM business was offset by lower revenue generated by our International and Americas outdoor businesses as a result of the sales of our businesses in Canada in 2017 and Australia in 2016, which generated $2.6 million and $41.9 million in revenue in the three months ended September 30, 2017 and 2016, respectively.
Consolidated revenue decreased $85.7 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $18.1 million impact from movements in foreign exchange rates, consolidated revenue decreased $67.6 million during the nine months ended September 30, 2017 compared to the same period of 2016. Revenue growth from our iHM business was offset by lower revenue generated by our International and Americas outdoor businesses as a result of the sales of our businesses in Canada in 2017 and Australia and Turkey in 2016, which generated $13.7 million and $131.2 million in revenue in the nine months ended September 30, 2017 and 2016, respectively.

Consolidated Direct Operating Expenses
Consolidated direct operating expenses increased $30.2 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $7.2 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $23.0 million during the three months ended September 30, 2017 compared to the same period of 2016. Higher direct operating expenses in our iHM business, due mostly to a $33.8 million prior year benefit resulting from the renegotiation of certain contracts, was partially offset by lower direct operating expenses in our International and Americas outdoor businesses as a result of the sales of our business in Australia in 2016 and Canada in 2017.
Consolidated direct operating expenses increased $35.9 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $11.3 million impact from movements in foreign exchange rates, consolidated direct operating expenses increased $47.2 million during the nine months ended September 30, 2017 compared to the same period of 2016. Higher direct operating expenses in our iHM business, due mostly to a $33.8 million prior year benefit resulting from the renegotiation of certain contracts, were partially offset by the impact of the sale of our businesses in Australia and Turkey in 2016 and Canada in 2017.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
Consolidated SG&A expenses increased $17.0 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $2.6 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $14.4 million during the three months ended September 30, 2017 compared to the same period of 2016. Higher SG&A expenses were primarily driven by trade and barter expenses in our iHM business.
Consolidated SG&A expenses increased $54.7 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $3.0 million impact from movements in foreign exchange rates, consolidated SG&A expenses increased $57.7 million during the nine months ended September 30, 2017 compared to the same period of 2016. Higher SG&A expenses were primarily driven by trade and barter expenses in our iHM business and were partially offset by a decrease in SG&A expenses resulting primarily from the sales of our businesses in Australia and Turkey in 2016 and Canada in 2017.
Corporate Expenses
Corporate expenses decreased $8.9 million during the three months ended September 30, 2017 compared to the same period of 2016 primarily resulting from lower employee benefits and variable compensation expenses. For the three month period ended September 30, 2017, we incurred professional fees directly related to the notes exchange offers and term loan offers and, accordingly, such fees are reflected in Other Income (Expense), net as further discussed below.
Corporate expenses decreased $18.9 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $1.9 million impact from movements in foreign exchange rates, corporate expenses decreased $17.0 million during the nine months ended September 30, 2017 compared to the same period of 2016. For the nine month period ended September 30, 2016, professional fees incurred in connection with our capital structure were reflected as part of corporate expenses. For the nine month period ended September 30, 2017, we incurred professional fees directly related to the notes exchange offers and term loan offers and, accordingly, such fees are reflected in Other Income (Expense), net as further discussed below. Employee benefit expense was also lower. The reduction in Corporate expenses was partially offset by higher spending on strategic revenue and efficiency initiatives.
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
Strategic revenue and efficiency costs were $6.0 million during the three months ended September 30, 2017. Of these expenses, $2.4 million was incurred by our iHM segment, $0.5 million was incurred by our Americas outdoor segment, $2.0 million was incurred by our International outdoor segment and $1.1 million was incurred by Corporate. Additionally, $1.8 million of these costs are reported within direct operating expenses, $3.1 million are reported within SG&A and $1.1 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $6.0 million during the three months ended September 30, 2016. Of these expenses, $2.5 million was incurred by our iHM segment, $0.3 million was incurred by our Americas outdoor segment, $2.1 million was incurred by our International outdoor segment, $0.1 million was incurred by our Other category and $1.0 million was incurred by Corporate. Additionally, $1.9 million of these costs are reported within direct operating expenses, $3.1 million are reported within SG&A and $1.0 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $31.0 million during the nine months ended September 30, 2017. Of these expenses, $14.4 million was incurred by our iHM segment, $1.4 million was incurred by our Americas outdoor segment, $6.0 million was incurred by our International outdoor segment, $4.1 million was incurred by our Other category and $5.1 million was incurred by Corporate. Additionally, $10.6 million of these costs are reported within direct operating expenses, $15.3 million are reported within SG&A and $5.1 million are reported within corporate expenses.
Strategic revenue and efficiency costs were $19.4 million during the nine months ended September 30, 2016. Of these expenses, $11.7 million was incurred by our iHM segment, $1.9 million was incurred by our Americas outdoor segment, $3.6 million was incurred by our International outdoor segment, $0.5 million was incurred by our Other segment and $1.7 million was incurred by Corporate. Additionally, $7.1 million of these costs are reported within direct operating expenses, $10.6 million are reported within SG&A and $1.7 million are reported within corporate expenses.
Depreciation and Amortization
Depreciation and amortization decreased $8.7 million during the three months ended September 30, 2017, compared to the same period of 2016. The decrease was primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets related to the sale of our Australia business in 2016.
Depreciation and amortization decreased $32.4 million during the nine months ended September 30, 2017, compared to the same period of 2016. The decrease was primarily due to assets becoming fully depreciated or fully amortized and the disposal of assets related to the sale of our outdoor non-strategic U.S. markets and Australia and Turkey businesses in 2016.
Impairment Charges
The Company performs its annual impairment test on July 1 of each year. In addition, we test for impairment of property, plant and equipment whenever events and circumstances indicate that depreciable assets might be impaired. As a result of these impairment tests, we recorded impairment charges of $7.6 million during the three and nine months ended September 30, 2017, related to one of our iHM markets and one of our International outdoor businesses. During the three and nine months ended September 30, 2016, we recognized impairment charges of $8.0 million, related primarily to goodwill in one of our International outdoor businesses. Please see Note 2 to the Consolidated Financial Statements located in Item 1 of this Quarterly Report on Form 10-Q for a further description of the impairment charges.
Other Operating Income (Expense), Net
Other operating expense, net was $13.2 million for the three months ended September 30, 2017, which primarily related to the $12.1 million loss, which includes $6.3 million in cumulative translation adjustments, recognized on the sale of our ownership interest in a joint venture in Canada during the third quarter of 2017. Other operating income, net of $24.8 million for the nine months ended September 30, 2017 primarily related to the sale in the first quarter of 2017 of the Americas outdoor Indianapolis market exchanged for certain assets in Atlanta, Georgia, plus $43.1 million in cash, net of closing costs, resulting in a net gain of $28.9 million and a gain of $6.8 million recognized on the sale of our ownership interest in a joint venture in Belgium in the second quarter of 2017, offset by the loss of $12.1 million recognized on the sale of our ownership interest in a joint venture in Canada.
Other operating expense, net was $0.5 million for the three months ended September 30, 2016, which primarily related to net losses on the sale of operating assets. Other operating income, net was $219.8 million for the nine months ended September 30, 2016, which primarily related to the sale of nine non-strategic outdoor markets in the first quarter of 2016, partially offset by the loss on the sales of our Australia and Turkey businesses.
Interest Expense
Interest expense increased $10.4 million during the three months ended September 30, 2017 compared to the same period of 2016 primarily due to an increase in variable interest rates. Interest expense decreased $1.0 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease is primarily due to settlements of long-term debt in 2016, partially offset by an increase in variable interest rates, primarily as a result from an increase in LIBOR.
Loss on Investments, net
During the three and nine months ended September 30, 2017, we recognized losses of $2.2 million and $2.4 million, respectively, related to our investments. During the three and nine months ended September 30, 2016, we recognized a loss of $13.8 million, related to cost-method investments.

Gain (Loss) on Extinguishment of Debt
During the third quarter of 2016, Broader Media, LLC, an indirect wholly-owned subsidiary of the Company, repurchased approximately $383.0 million aggregate principal amount of our 10.0% Senior Notes due 2018 for an aggregate purchase price of approximately $222.2 million. In connection with this repurchase, we recognized a gain of $157.6 million.
Other Income (Expense), net
Other income, net was $2.2 million and other expense, net was $11.2 million for the three and nine months ended September 30, 2017, respectively. These amounts relate primarily to net foreign exchange gains of $9.3 million and $21.6 million for the three and nine months ended September 30, 2017, respectively, recognized in connection with intercompany notes denominated in foreign currencies, partially offset by expenses incurred in connection with the notes exchange offers and term loan offers of $7.2 million and $31.4 million for the three and nine months ended September 30, 2017, respectively, as described in "Liquidity and Capital Resources - Notes Exchange Offers and Term Loan Offers".
Other expense, net was $7.3 million and $47.1 million for the three and nine months ended September 30, 2016, respectively, which primarily related to net foreign exchange losses recognized in connection with intercompany notes denominated in foreign currencies.
Income Tax Expense
The effective tax rate for the three and nine months ended September 30, 2017 was (0.8)% and (6.7)%, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was (24.5)% and (13.2)%, respectively. The effective tax rates were primarily impacted by the valuation allowance recorded against deferred tax assets originating in the period from net operating losses in U.S. federal, state and certain foreign jurisdictions.
iHM Results of Operations
Our iHM operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Revenue	$859,531	$857,099	0.3%	$2,501,084	$2,463,899	1.5%
Direct operating expenses	265,795	229,668	15.7%	773,327	704,097	9.8%
SG&A expenses	287,676	268,612	7.1%	894,669	812,344	10.1%
Depreciation and amortization	58,089	60,691	(4.3)%	174,946	182,506	(4.1)%
Operating income	$247,971	$298,128	(16.8)%	$658,142	$764,952	(14.0)%
Three Months
iHM revenue increased $2.4 million during the three months ended September 30, 2017 compared to the same period of 2016, with growth in national and digital revenue being partially offset by lower local revenue. National revenue grew due to an increase in national trade and barter, largely related to the iHeartMedia Music Festival, as well as increased national sales initiatives and investments, including our programmatic buying platforms, primarily offset by a decrease in national traffic and weather revenue. Local revenue decreased as a result of lower spot revenue, partially offset by an increase in local trade and barter.
iHM direct operating expenses increased $36.1 million during the three months ended September 30, 2017 compared to the same period of 2016 primarily driven by a $33.8 million prior year benefit resulting from the renegotiation of certain contracts. iHM SG&A expenses increased $19.1 million during the three months ended September 30, 2017 compared to the same period of 2016 primarily due to higher trade and barter expenses and higher variable expenses, including sales activation costs.
Nine Months
iHM revenue increased $37.2 million during the nine months ended September 30, 2017 compared to the same period of 2016, with growth in national revenue and other revenue being partially offset by lower local revenue. National revenue grew due to an increase in national trade and barter, as well as increased sales in response to our national investments, including our programmatic buying platforms, primarily offset by a decrease in national traffic and weather revenue. Other revenue increased partially as a result of higher talent appearance fees. Local revenue decreased primarily as a result of lower spot revenue, partially offset by an increase in local trade and barter.

iHM direct operating expenses increased $69.2 million during the nine months ended September 30, 2017 compared to the same period of 2016 primarily driven by a $33.8 million prior year benefit resulting from the renegotiation of certain contracts, as well as higher content and programming costs, including talent fees and music license fees. iHM SG&A expenses increased $82.3 million during the nine months ended September 30, 2017 compared to the same period of 2016 primarily due to higher trade and barter expenses, investments in national and digital sales capabilities and higher variable expenses, including sales activation costs and commissions.
Americas Outdoor Advertising Results of Operations
Our Americas outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Revenue	$316,587	$322,997	(2.0)%	$919,967	$931,058	(1.2)%
Direct operating expenses	141,609	142,989	(1.0)%	427,181	421,039	1.5%
SG&A expenses	54,689	54,500	0.3%	165,538	167,660	(1.3)%
Depreciation and amortization	47,035	47,242	(0.4)%	137,689	140,883	(2.3)%
Operating income	$73,254	$78,266	(6.4)%	$189,559	$201,476	(5.9)%
Three Months
Americas outdoor revenue decreased $6.4 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $7.3 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease in revenue is primarily due to a $4.2 million decrease in revenue resulting from the sale of our Canadian outdoor business, higher revenue in the prior year period due to the 2016 Olympics in Brazil and the exchange of outdoor markets in the first quarter of 2017. This was partially offset by increased digital revenue from new and existing airport contracts.
Americas outdoor direct operating expenses decreased $1.4 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $0.5 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses decreased $1.9 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease was driven by a $3.6 million decrease in direct operating expenses resulting from the sale of our Canadian outdoor market and lower variable expenses due to the 2016 Olympics in Brazil, partially offset by higher fixed site lease expenses. Americas outdoor SG&A expenses increased $0.2 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $0.2 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses were flat during the three months ended September 30, 2017 compared to the same period of 2016.
Nine Months
Americas outdoor revenue decreased $11.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $2.7 million impact from movements in foreign exchange rates, Americas outdoor revenue decreased $13.8 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in revenue was primarily due to a decrease in print display revenues, as well as the $10.9 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017. This was partially offset by increased digital revenues from new and existing airport contracts and deployments of new digital billboards.
Americas outdoor direct operating expenses increased $6.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $1.5 million impact from movements in foreign exchange rates, Americas outdoor direct operating expenses increased $4.6 million during the nine months ended September 30, 2017 compared to the same period of 2016. The increase in direct operating expenses was driven by higher site lease expenses related to new and existing airport contracts and print displays, and the impact of a $2.9 million early termination lease payment received in 2016, partially offset by lower expense due to the $8.7 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017. Americas outdoor SG&A expenses decreased $2.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $0.9 million impact from movements in foreign exchange rates, Americas outdoor SG&A expenses decreased $3.0 million during the nine months ended September 30, 2017 compared to the same period of 2016.

The decrease in SG&A expenses was primarily due to lower bad debt expense and the $1.2 million impact resulting from the sales of non-strategic outdoor markets in the first quarter of 2016 and the sale of our Canadian business in the third quarter of 2017, and the exchange of outdoor markets in the first quarter of 2017.
International Outdoor Advertising Results of Operations
Our International outdoor operating results were as follows:

(In thousands)	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2017	2016		2017	2016
Revenue	$328,502	$346,224	(5.1)%	$942,167	$1,035,263	(9.0)%
Direct operating expenses	214,491	219,261	(2.2)%	607,023	645,199	(5.9)%
SG&A expenses	73,708	71,664	2.9%	204,531	220,872	(7.4)%
Depreciation and amortization	32,886	37,018	(11.2)%	95,149	113,075	(15.9)%
Operating income	$7,417	$18,281	(59.4)%	$35,464	$56,117	(36.8)%
Three Months
International outdoor revenue decreased $17.7 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $9.3 million impact from movements in foreign exchange rates, International outdoor revenue decreased $27.0 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease in revenue is due to a $35.2 million decrease in revenue resulting from the sale of our business in Australia in 2016. This was partially offset by growth across other markets including China, Spain, Switzerland and the United Kingdom, primarily from new contracts and digital expansion.
International outdoor direct operating expenses decreased $4.8 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $6.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $11.6 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease was driven by a $20.1 million decrease in direct operating expenses resulting from the 2016 sale of our business in Australia, partially offset by higher site lease expense in certain countries experiencing revenue growth. International outdoor SG&A expenses increased $2.0 million during the three months ended September 30, 2017 compared to the same period of 2016. Excluding the $2.4 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $0.4 million during the three months ended September 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $6.8 million decrease resulting from the sale of our business in Australia, partially offset by increases in bad debt expense primarily related to two specific accounts and employee-related expenses.
Nine Months
International outdoor revenue decreased $93.1 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $20.8 million impact from movements in foreign exchange rates, International outdoor revenue decreased $72.3 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in revenue is due to a $106.5 million decrease in revenue resulting from the sale of our businesses in Australia and Turkey in 2016. This was partially offset by growth across other markets including Spain, the United Kingdom, Switzerland and China, primarily from new contracts and digital expansion.
International outdoor direct operating expenses decreased $38.2 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $12.8 million impact from movements in foreign exchange rates, International outdoor direct operating expenses decreased $25.4 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease was driven by a $64.5 million decrease in direct operating expenses resulting from the 2016 sales of our businesses in Australia and Turkey, partially offset by higher site lease and production expenses in countries experiencing revenue growth. International outdoor SG&A expenses decreased $16.3 million during the nine months ended September 30, 2017 compared to the same period of 2016. Excluding the $3.8 million impact from movements in foreign exchange rates, International outdoor SG&A expenses decreased $12.5 million during the nine months ended September 30, 2017 compared to the same period of 2016. The decrease in SG&A expenses was primarily due to a $20.6 million decrease resulting from the sale of our businesses in Australia and Turkey, partially offset by higher bad debt expense and higher spending related to growth in certain countries, as well as higher spending on strategic efficiency initiatives.

Reconciliation of Segment Operating Income to Consolidated Operating Income

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
iHM	$247,971	$298,128	$658,142	$764,952
Americas outdoor	73,254	78,266	189,559	201,476
International outdoor	7,417	18,281	35,464	56,117
Other	7,261	9,643	13,713	18,205
Other operating income, net	(13,215)	(505)	24,785	219,768
Impairment charges	(7,631)	(8,000)	(7,631)	(8,000)
Corporate expense (1)	(86,752)	(96,461)	(261,006)	(279,738)
Consolidated operating income	$228,305	$299,352	$653,026	$972,780

(1)	Corporate expenses include expenses related to iHM, Americas outdoor, International outdoor and our Other category, as well as overall executive, administrative and support functions.
Share-Based Compensation Expense
We do not have any compensation plans under which we grant awards to employees. Parent has granted restricted stock and CCOH has granted restricted stock, restricted stock units and options to purchase shares of CCOH's Class A common stock to certain key individuals.
Share-based compensation expenses are recorded in corporate expenses and were $3.5 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively, and $9.0 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, there was $20.3 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on service conditions.  This cost is expected to be recognized over a weighted average period of approximately 2.8 years.  In addition, as of September 30, 2017, there was $26.6 million of unrecognized compensation cost related to unvested share-based compensation arrangements that will vest based on market performance and service conditions.  This cost will be recognized when it becomes probable that the performance condition will be satisfied.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows
The following discussion highlights cash flow activities during the nine months ended September 30, 2017 and 2016, respectively:

(In thousands)	Nine Months Ended September 30,
	2017	2016
Cash provided by (used for):
Operating activities	$(558,717)	$(272,578)
Investing activities	$(144,980)	$366,312
Financing activities	$137,066	$(322,583)

Operating Activities
Cash used for operating activities was $558.7 million during the nine months ended September 30, 2017 compared to $272.6 million of cash used for operating activities during the nine months ended September 30, 2016.  The increase in cash used for operating activities is primarily attributed to lower operating income as well as changes in working capital balances, particularly accounts receivable, which were affected by slower collections, and prepaid assets, partially offset by accounts payable due to the timing of payments. Cash paid for interest during the nine months ended September 30, 2017 was $1,426.4 million as compared to $1,434.5 million paid during the nine months ended September 30, 2016.
Investing Activities
Cash used for investing activities of $145.0 million during the nine months ended September 30, 2017 reflected $184.9 million used for capital expenditures, partially offset by net cash proceeds from the sale of assets of $71.3 million, which included net cash proceeds from the sale of our outdoor Indianapolis market of $43.1 million. We spent $44.4 million for capital expenditures in our iHM segment primarily related to IT infrastructure, $48.7 million in our Americas outdoor segment primarily related to the construction of new advertising structures, such as digital boards, $83.9 million in our International outdoor segment primarily related to street furniture and transit advertising structures, including digital displays, $0.5 million in our Other category and $7.4 million in Corporate primarily related to equipment and software purchases.
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
Financing Activities
Cash provided by financing activities of $137.1 million during the nine months ended September 30, 2017 primarily resulted from proceeds from long-term debt issued by one of our international subsidiaries, as well as borrowings on our receivables-based credit facility. These proceeds were partially offset by dividends paid to non-controlling interests, which represents the portion of the dividends paid by CCOH in February 2017 to parties other than our subsidiaries that own CCOH stock, and a payment under our receivables-based credit facility.
Cash used for financing activities of $322.6 million during the nine months ended September 30, 2016 primarily resulted from the purchase of our 10.0% Senior Notes due 2018 for an aggregate purchase price of $222.2 million and dividends paid to non-controlling interests.
Anticipated Cash Requirements
Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under our domestic receivables-based credit facility, subject to the limitations contained in our material financing agreements, and cash from liquidity-generating transactions. As of September 30, 2017, we had $286.4 million of cash and cash equivalents on our balance sheet, including $222.4 million of cash and cash equivalents held by our subsidiary, CCOH. Included in the cash held by CCOH is $206.1 million of cash held outside the U.S. It is our policy to permanently reinvest the earnings of our non-U.S. subsidiaries as these earnings are generally redeployed in those jurisdictions for operating needs and continued functioning of their businesses.  We have the ability and intent to indefinitely reinvest the undistributed earnings of consolidated subsidiaries based outside of the United States, except that excess cash from our foreign operations may be transferred to our operations in the United States if needed to fund operations in the United States, subject to the foreseeable cash needs of our foreign operations and the mutual agreement of us and CCOH.  If any excess cash held by our foreign subsidiaries is needed to fund operations in the United States, we could presently repatriate available funds without a requirement to accrue or pay U.S. taxes.  This is a result of significant deficits, as calculated for tax law purposes, in our foreign earnings and profits, which gives us flexibility to make future cash distributions as non-taxable returns of capital.
As of September 30, 2017, we had a borrowing base of $499.1 million under our receivables-based credit facility, had $365.0 million of outstanding borrowings and had $49.1 million of outstanding letters of credit, resulting in $85.0 million of excess availability.  However, any incremental borrowings under our receivables-based credit facility are further limited by the terms contained in our material financing agreements.

Our primary uses of liquidity are to fund our working capital, debt service, capital expenditures and other obligations.  At September 30, 2017, we had debt maturities totaling $366.9 million, $308.5 million (net of $277.1 million due to certain subsidiaries of ours) and $8,368.9 million in 2017, 2018 and 2019, respectively.  A substantial amount of our cash requirements are for debt service obligations.  We anticipate having approximately $344.6 million of cash interest payment obligations during the three months ending December 31, 2017.  Our significant interest payment obligations reduce our financial flexibility, make us more vulnerable to changes in operating performance and economic downturns, reduce our liquidity and negatively affect our ability to obtain additional financing in the future.
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
In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date our financial statements were issued (November 8, 2017). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before November 8, 2018.
A substantial amount of our cash requirements are for debt service obligations. Although we have generated operating income in excess of $1.0 billion in each of the years ended December 31, 2016 and 2015, we incurred net losses and had negative cash flows from operations for each of these years as a result of significant cash interest payments arising from our substantial debt balance. For the nine months ended September 30, 2017, we used cash of $558.7 million for operating activities, which included cash paid for interest of $1,426.4 million. Our current forecast indicates we will continue to incur net losses and generate negative cash flows from operating activities as a result of our indebtedness and significant related interest expense. At September 30, 2017, the Company had debt maturities totaling $366.9 million, $308.5 million (net of $277.1 million due to certain of our subsidiaries) and $8,368.9 million in 2017, 2018 and 2019, respectively. In October 2017, we exchanged $45.0 million principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of the Company for $45.0 million principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties. After the exchanges, our debt maturities in the next 12 months include, (i) $365.0 million outstanding under our receivables-based credit facility, which matures on December 24, 2017, (ii) $51.5 million of 10% Senior Notes due January 15, 2018, (iii) $175.0 million of 6.875% Senior Notes due June 15, 2018 and (iv) $24.8 million of contractual AHYDO catch-up payments to be made on our 14% Senior Notes due 2021 on the interest payment due on August 1, 2018. Our forecast includes approximately $1.8 billion in cash interest payments in the next 12 months, of which $344.6 million is payable in the fourth quarter of 2017 and $548.2 million is payable in the first quarter of 2018. In addition, in certain circumstances, a committee of the CCOH board of directors formed for the specific purpose of monitoring the Intercompany Note (the “CCOH Intercompany Note Committee”) has the non-exclusive authority to demand payments under the Intercompany Note, as long as the CCOH board of directors declares a simultaneous dividend equal to the amount so demanded.  As of November 8, 2017, the CCOH Intercompany Note Committee has the right pursuant to the terms of the settlement of the derivative litigation filed by CCOH’s stockholders regarding the Intercompany Note but not the obligation, to make a demand on the Intercompany Note. If the CCOH Intercompany Note Committee exercises this right to demand a full repayment of the Intercompany Note and the CCOH board of directors declares a simultaneous dividend, based on the balance of the Intercompany Note outstanding at September 30, 2017, approximately $110.4 million would be payable to the public stockholders of CCOH. If we are unable to refinance the amounts outstanding under the receivables-based credit facility, the 10% Senior Notes due January 15, 2018 and/or the 6.875% Senior Notes due June 15, 2018 and take other steps to create additional liquidity, forecasted cash flows are not sufficient for us to meet our obligations, including upcoming interest payments and maturities on our outstanding debt, as they become due in the ordinary course of business for a period of 12 months following November 8, 2017. As discussed below, we have plans to reduce our principal and interest obligations and to create additional liquidity.
We are in advanced negotiations with potential lenders to refinance the amounts outstanding under our receivables-based credit facility and currently expect to refinance the amounts outstanding under that facility prior to its maturity. In addition, we are taking actions to maximize cash available to meet our obligations as they become due in the ordinary course of business. In addition, as more fully described in Note 3 of our financial statements, we launched notes exchange offers and term loan offers in March 2017, which notes exchange offers and term loan offers remain open as of November 8, 2017. We have engaged in discussions with many of our lenders and noteholders regarding the terms of the global exchange offers and the term loan offers, which have been revised since launch and remain subject to substantial further revision, but no agreement has been reached with respect to those discussions and the discussions remain ongoing. These actions are intended to mitigate those conditions which raise substantial doubt about our ability to continue as a going concern for a period of 12 months following November 8, 2017.

While we continue to work toward completing the notes exchange offers and the term loan offers or other similar transactions, refinancing the amounts outstanding under the receivables-based credit facility and taking other actions to create additional liquidity, there is no assurance that the notes exchange offers and the term loan offers or other similar transactions will be completed, that the amounts outstanding under the receivables-based credit facility will be refinanced or that we will be able to create additional liquidity. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results, our ability to conserve cash, our ability to refinance the amounts outstanding under our receivables-based credit facility, our ability to successfully complete the notes exchange offers and the term loan offers or other similar transactions and achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions and the significance of the forecasted future negative cash flows resulting from our substantial debt balance, including anticipated future cash interest payments (including interest due in the fourth quarter of 2017 and in 2018) and the maturities of the $365.0 million in current borrowings under our receivables-based credit facility that matures December 24, 2017, the $51.5 million aggregate principal amount of 10% Senior Notes due January 15, 2018, the $175.0 million aggregate principal amount of 6.875% Senior Notes due June 15, 2018 and the $24.8 million of contractual AHYDO catch-up payments to be made on our 14% Senior Notes due 2021 beginning with the interest payment due on August 1, 2018, management has determined that there is substantial doubt as to our ability to continue as a going concern for a period of 12 months following November 8, 2017.
If we are unable to complete any of the actions described in the paragraph above, or if there are material adverse developments in our business, results of operations or liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or file for bankruptcy court protection. We cannot assure you that we would be able to accomplish any of these actions on a timely basis or on satisfactory terms, if at all.
In connection with the cash management arrangements for CCOH, we maintain an intercompany revolving promissory note payable by us to CCOH (the "Intercompany Note"), which matures on December 15, 2017. As of September 30, 2017, the balance of the Note was $1,051.3 million, all of which is payable on demand. While we intend to extend the maturity of the Intercompany Note prior to its maturity, the principal amount outstanding under the Intercompany Note is subject to demand by CCOH or the CCOH Intercompany Note Committee. See "--CCOH Dividends" below.
The covenants in our senior secured credit facilities include a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. Even if we are able to successfully refinance the amounts outstanding under our receivables-based credit facility and manage our liquidity challenges through the end of 2017, if we are unable to improve our liquidity forecast for 2018 and refinance or extend a significant portion of our substantial 2019 debt maturities prior to the completion of the audit of our 2017 financial statements, we anticipate that our auditor’s year-end opinion will contain a “going concern” qualification, and, if we are unable to obtain a waiver or amendment of the covenant in the senior secured credit facilities that requires us to deliver an unqualified auditor’s opinion, it will trigger a default under the senior secured credit facilities. We cannot assure you that we will be able to obtain such a waiver or amendment.
Except as set forth below under "Non-Payment of $57.1 Million of our Legacy Notes Held by an Affiliate," we were in compliance with the covenants contained in our material financing agreements as of September 30, 2017, including the maximum consolidated senior secured net debt to consolidated EBITDA limitation contained in our senior secured credit facilities. However, our future results are subject to significant uncertainty and there can be no assurance that we will be able to maintain compliance with these covenants. Our ability to comply with these covenants in the future may be affected by events beyond our control, including the uncertainties described above and prevailing economic, financial and industry conditions. The breach of any covenants set forth in our financing agreements would result in a default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be immediately due and payable. Moreover, the lenders under the receivables-based credit facility under our senior secured credit facilities would have the option to terminate their commitments to make further extensions of credit thereunder. If we are unable to repay our obligations under any secured credit facility, the lenders could proceed against any assets that were pledged to secure such facility. In addition, a default or acceleration under any of our material financing agreements could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions. The threshold amount for a cross-default under the senior secured credit facilities and the indentures governing our outstanding bonds is $100.0 million. The default resulting from non-payment of the $57.1 million of 5.50% Senior Notes described below is below the $100.0 million cross-default threshold in our debt documents but will be included in any determination as to whether that threshold has been met so long as that default is continuing.
Recent Liquidity-Generating Transactions
On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of we that participated in the exchange offer.
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
On July 10, 2017, a subsidiary of ours exchanged $15.6 million aggregate principal amount outstanding of 10.0% Senior Notes due 2018 that were held by an unaffiliated third party for $15.6 million aggregate principal amount of its 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of ours.
On July 31, 2017, we borrowed an additional $60.0 million under our receivables-based credit facility.
On August 14, 2017, Clear Channel International B.V. ("CCIBV"), our indirect subsidiary, issued $150,000,000.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020 and were issued at a premium, which resulted in $156.0 million in proceeds.  The New CCIBV Notes mature on December 15, 2020 and bear interest at a rate of 8.75% per annum, payable semi-annually in arrears on June 15 and December 15 of each year.
In October 2017, a subsidiary of ours exchanged $45.0 million aggregate principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of ours for $45.0 million aggregate principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties.
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

Notes Exchange Offers and Term Loan Offers
On March 15, 2017, we commenced exchange offers (the “notes exchange offers”) to exchange certain series of its outstanding debt securities (the “Existing Notes”) for new securities of Parent, the Company and CC Outdoor Holdings, Inc., a wholly-owned subsidiary of Parent, and concurrent consent solicitations with respect to the terms of the Existing Notes. On March 15, 2017, the Company also commenced offers (the “term loan offers”) to amend its outstanding Term Loan D and Term Loan E borrowings under its senior secured credit facilities and/or to issue new securities of Parent, CC Outdoor Holdings, Inc., Broader Media, LLC and/or the Company to the lenders depending on the scenario in which the notes exchange offers and the term loan offers close. The notes exchange offers were amended on April 14, 2017. Both the notes exchange offers and the term loan offers were open as of November 8, 2017. The terms of the notes exchange offers and the term loan offers have been revised and are subject to substantial further revision, and the offers may never be consummated, on the terms currently proposed or otherwise.
Sources of Capital
As of September 30, 2017 and December 31, 2016, we had the following debt outstanding, net of cash and cash equivalents:

(In millions)	September 30, 2017	December 31, 2016
Senior Secured Credit Facilities:
Term Loan D Facility Due 2019	5,000.0	5,000.0
Term Loan E Facility Due 2019	1,300.0	1,300.0
Receivables Based Credit Facility Due 2017 (1)	365.0	330.0
9.0% Priority Guarantee Notes Due 2019	1,999.8	1,999.8
9.0% Priority Guarantee Notes Due 2021	1,750.0	1,750.0
11.25% Priority Guarantee Notes Due 2021(2)	825.5	575.0
9.0% Priority Guarantee Notes Due 2022	1,000.0	1,000.0
10.625% Priority Guarantee Notes Due 2023	950.0	950.0
Subsidiary Revolving Credit Facility due 2018(3)	—	—
Other Secured Subsidiary Debt	8.7	21.0
Total Secured Debt	13,199.0	12,925.8

14.0% Senior Notes Due 2021	1,763.9	1,729.2
Legacy Notes:
5.5% Senior Notes Due 2016(4)	—	—
6.875% Senior Notes Due 2018	175.0	175.0
7.25% Senior Notes Due 2027	300.0	300.0
10.0% Senior Notes Due 2018(2)	96.5	347.0
Subsidiary Senior Notes:
6.5% Series A Senior Notes Due 2022	735.8	735.8
6.5% Series B Senior Notes Due 2022	1,989.2	1,989.2
Subsidiary Senior Subordinated Notes:
7.625% Series A Senior Notes Due 2020	275.0	275.0
7.625% Series B Senior Notes Due 2020	1,925.0	1,925.0
Subsidiary 8.75% Senior Notes due 2020(5)	375.0	225.0
Other Subsidiary Debt	25.6	28.0
Purchase accounting adjustments and original issue discount	(142.8)	(167.0)
Long-term debt fees	(102.3)	(123.0)
Total Debt	20,614.9	20,365.0
Less: Cash and cash equivalents	286.4	845.0
	$20,328.5	$19,520.0

(1)
The receivables-based credit facility provides for borrowings of up to the lesser of $535.0 million (the revolving credit commitment) or the borrowing base amount, as defined under the receivables-based credit facility, subject to certain limitations contained in our material financing agreements. As of September 30, 2017, we had $85.0 million of availability under the receivables-based credit facility.

(2)
On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as "additional notes" under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of ours that participated in the exchange offer. On July 10, 2017, we exchanged $15.6 million principal amount of our 10.0% Senior Notes due 2018 that were held by an unaffiliated third party for $15.6 million principal amount of our 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of ours. In October 2017, we exchanged $45.0 million principal amount of our 10.0% Senior Notes due 2018 that were held by unaffiliated third parties for $45.0 million principal amount of our 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of ours.

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

(5)
On August 14, 2017, CCIBV, our indirect subsidiary, issued $150,000,000.0 million in aggregate principal amount of 8.75% Senior Notes due 2020 (the “New CCIBV Notes”). The New CCIBV Notes were issued as additional notes under the indenture governing CCIBV’s existing 8.75% Senior Notes due 2020.

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

The following table reflects a reconciliation of consolidated EBITDA (as defined by our senior secured credit facilities) to operating income and net cash provided by operating activities for the four quarters ended September 30, 2017:

Four Quarters Ended
(In Millions)	September 30, 2017
Consolidated EBITDA (as defined by our senior secured credit facilities)	$1,661.9
Less adjustments to consolidated EBITDA (as defined by our senior secured credit facilities):
Costs incurred in connection with the closure and/or consolidation of facilities, retention charges, consulting fees and other permitted activities	(44.9)
Extraordinary, non-recurring or unusual gains or losses or expenses and severance (as referenced in the definition of consolidated EBITDA in our senior secured credit facilities)	(38.3)
Non-cash charges	(1.9)
Other items	68.9
Less: Depreciation and amortization, Impairment charges, Other operating income (expense), net and Share-based compensation expense	(460.8)
Operating income	1,184.9
Plus: Depreciation and amortization, Impairment charges, Gain (loss) on disposal of operating and fixed assets, and Share-based compensation expense	454.2
Less: Interest expense	(1,848.9)
Less: Current income tax expense	(29.0)
Plus: Other income (expense), net	(37.3)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities (including Provision for doubtful accounts, Amortization of deferred financing charges and note discounts, net and Other reconciling items, net)	43.3
Change in assets and liabilities, net of assets acquired and liabilities assumed	(67.3)
Net cash used for operating activities	$(300.1)
The maximum ratio permitted under this financial covenant was 8.75:1 for the four quarters ended September 30, 2017.  As of September 30, 2017, our ratio was 7.8:1.
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
During the third quarter of 2017, Americas outdoor sold its ownership interest in a joint venture in Canada. As a result, the Company recognized a net loss on sale of $12.1 million, including a $6.3 million cumulative translation adjustment, which is included within Other operating income (expense), net.
Uses of Capital
Debt Repayments, Maturities and Other
On February 7, 2017, we completed an exchange offer of $476.4 million principal amount of our 10.0% Senior Notes due 2018 for $476.4 million principal amount of newly-issued 11.25% Priority Guarantee Notes due 2021, which were issued as “additional notes” under the indenture governing the 11.25% Priority Guarantee Notes due 2021. Of the $476.4 million principal amount of 11.25% Priority Guarantee Notes due 2021 issued in the exchange offer, $241.4 million principal amount was issued to subsidiaries of ours that participated in the exchange offer.
On January 31, 2017, we repaid $25.0 million of the amount borrowed under our receivables-based credit facility and on July 31, 2017, we borrowed an additional $60.0 million under our receivables-based credit facility, resulting in total outstanding borrowings under this facility of $365.0 million as of September 30, 2017.
On July 10, 2017, a subsidiary of ours exchanged $15.6 million principal amount of our 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of ours for $15.6 million principal amount of our 10.0% Senior Notes due 2018 that were held by an unaffiliated third party.
In October 2017, we exchanged $45.0 million principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of ours for $45.0 million principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties.
Certain Relationships with the Sponsors
Parent is party to a management agreement with certain affiliates of the Sponsors and certain other parties pursuant to which such affiliates of the Sponsors will provide management and financial advisory services until 2018.  These arrangements require management fees to be paid to such affiliates of the Sponsors for such services at a rate not greater than $15.0 million per year, plus reimbursable expenses.  For the three and nine months ended September 30, 2017, the Company recognized management fees and reimbursable expenses of $3.8 million and $11.4 million, respectively, and $3.9 million and $11.5 million for the three and nine months ended September 30, 2016, respectively.
CCOH Dividends
In connection with the cash management arrangements for CCOH, we maintain an intercompany revolving promissory note payable by us to CCOH (the “Intercompany Note”), which consists of the net activities resulting from day-to-day cash management services provided by us to CCOH.  As of September 30, 2017, the balance of the Note was $1,051.3 million, all of which is payable on demand.  The Intercompany Note is eliminated in consolidation in our consolidated financial statements.
The Intercompany Note previously was the subject of litigation. Pursuant to the terms of the settlement of that litigation, CCOH’s board of directors established an intercompany note committee for the specific purpose of monitoring the Intercompany Note. The CCOH Intercompany Note Committee has the non-exclusive authority, pursuant to the terms of its charter, to demand payments under the Intercompany Note under certain specified circumstances tied to the Company’s liquidity or the amount outstanding under the Intercompany Note as long as CCOH makes a simultaneous dividend equal to the amount so demanded. If the specified circumstances tied to the Company’s liquidity occur, the CCOH Intercompany Note Committee is authorized to demand repayment of up to the full principal amount of the Intercompany Note, if it declares a simultaneous dividend to CCOH’s stockholders in the same amount. As of November 8, 2017, the CCOH Intercompany Note Committee has the right pursuant to the terms of the settlement of the derivative litigation filed by CCOH’s stockholders regarding the Intercompany Note but not the obligation, to make a demand on the Intercompany Note. Based on the $1,051.3 million balance of the Intercompany Note and the ownership of CCOH as of September 30, 2017, if the CCOH Intercompany Note Committee were to demand repayment of the Intercompany Note in full, we would be required to use cash to fund approximately $110.4 million, or 10.5% of the dividend, to be paid to the public stockholders of CCOH. We cannot assure you that we will have sufficient cash available to make such a payment if the liquidity trigger occurs.
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
On September 14, 2017, (i) CCOH provided notice of its intent to make a demand (the “First Demand”) for repayment on October 5, 2017 of $25.0 million outstanding under the Intercompany Note, and (ii) the board of directors of CCOH declared a special cash dividend, which was paid on October 5, 2017 to CCOH’s Class A and Class B stockholders of record at the closing of business on October 2, 2017, in an aggregate amount equal to $25.0 million, funded with the proceeds of the First Demand. We received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries. The remaining approximately 10.5% of the proceeds of the dividend, or approximately $2.6 million, was paid to the public stockholders of CCOH.

On October 11, 2017, (i) CCOH provided notice of its intent to make a demand (the “Second Demand”) for repayment on October 31, 2017 of $25.0 million outstanding under the Intercompany Note, and (ii) the board of directors of CCOH declared a special cash dividend, which was paid on October 31, 2017 to CCOH’s Class A and Class B stockholders of record at the closing of business on October 26, 2017, in an aggregate amount equal to $25.0 million, funded with the proceeds of the Second Demand. We received approximately 89.5%, or approximately $22.4 million, of the proceeds of the dividend through its wholly-owned subsidiaries. The remaining approximately 10.5% of the proceeds of the dividend, or approximately $2.6 million, was paid to the public stockholders of CCOH.

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
Interest Rate Risk
A significant amount of our long-term debt bears interest at variable rates. Accordingly, our earnings will be affected by changes in interest rates. As of September 30, 2017, approximately 32% of our aggregate principal amount of long-term debt bears interest at floating rates. Assuming the current level of borrowings and assuming a 50% change in LIBOR, it is estimated that our interest expense for the nine months ended September 30, 2017 would have changed by $26.2 million.

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
Foreign Currency Exchange Rate Risk
We have operations in countries throughout the world.  Foreign operations are measured in their local currencies.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations.  We believe we mitigate a small portion of our exposure to foreign currency fluctuations with a natural hedge through borrowings in currencies other than the U.S. dollar. Our foreign operations reported net losses of $15.2 million and $15.4 million for three and nine months ended September 30, 2017, respectively.  We estimate a 10% increase in the value of the U.S. dollar relative to foreign currencies would have decreased our net losses for the three and nine months ended September 30, 2017 by $1.5 million, respectively.  A 10% decrease in the value of the U.S. dollar relative to foreign currencies during the three and nine months ended September 30, 2017 would have increased our net losses for the three and nine months ended September 30, 2017 by corresponding amounts.
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

Indefinite-lived Intangible Assets
In connection with the Merger Agreement pursuant to which we were acquired in 2008, we allocated the purchase price to all of our assets and liabilities at estimated fair values, including our FCC licenses and our billboard permits. Indefinite-lived intangible assets, such as our FCC licenses and our billboard permits, are reviewed annually for possible impairment using the direct valuation method as prescribed in ASC 805-20-S99. Under the direct valuation method, the estimated fair value of the indefinite-lived intangible assets was calculated at the market level as prescribed by ASC 350-30-35. Under the direct valuation method, it is assumed that rather than acquiring indefinite-lived intangible assets as a part of a going concern business, the buyer hypothetically obtains indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flows model, which results in value that is directly attributable to the indefinite-lived intangible assets.

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

On July 1, 2017, we performed our annual impairment test in accordance with ASC 350-30-35 and recognized impairment charges of $6.0 million related to FCC Licenses and no impairment related to outdoor billboard permits.

In determining the fair value of our FCC licenses, the following key assumptions were used:

•	Revenue growth sales forecasts published by BIA Financial Network, Inc. (“BIA”), varying by market, were used for the initial four-year period;

•	2.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown proportionally over a build-up period, reaching market revenue forecast by year 3;

•	Operating margins of 12.5% in the first year gradually climb to the industry average margin in year 3 of up to 25.0%, depending on market size; and

•	Assumed discount rates of 8.0% for the 13 largest markets and 8.5% for all other markets.

In determining the fair value of our billboard permits, the following key assumptions were used:

•	Industry revenue growth forecasts between 0.5% and 3.5% were used for the initial four-year period;

•	3.0% revenue growth was assumed beyond the initial four-year period;

•	Revenue was grown over a build-up period, reaching maturity by year 2;

•	Operating margins gradually climb to the industry average margin of up to 55.9%, depending on market size, by year 3; and

•	Assumed discount rate of 7.5%.

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
FCC license	$485,735	$183,700	$549,775
Billboard permits	$1,107,600	$161,800	$1,118,300
The estimated fair value of our FCC licenses and billboard permits at July 1, 2017 was $7.0 billion ($3.2 billion for FCC licenses and $3.7 billion for billboard permits), while the carrying value was $3.4 billion. The estimated fair value of our FCC licenses and billboard permits at July 1, 2016 was $7.1 billion ($3.1 billion for FCC licenses and $4.0 billion for billboard permits), while the carrying value was $3.4 billion.

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

On July 1, 2017, we performed our annual impairment test in accordance with ASC 350-30-35, resulting in a goodwill impairment charge of $1.6 million related to one of our International outdoor markets. In determining the fair value of our reporting units, we used the following assumptions:

•
Expected cash flows underlying our business plans for the periods 2017 through 2021. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating segments, and reflect the advertising outlook across our businesses.

•
Cash flows beyond 2021 are projected to grow at a perpetual growth rate, which we estimated at 2.0% for our iHM segment, 3.0% for our Americas outdoor and International outdoor segments, and 2.0% for our Other segment (beyond 2024).

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

(In thousands)	Revenue	Profit	Discount
Description	Growth Rate	Margin	Rates
iHM	$1,180,000	$310,000	$1,150,000
Americas Outdoor	$820,000	$170,000	$780,000
International Outdoor	$260,000	$210,000	$220,000

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
ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in reports that are filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified by the SEC.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 20, 2016, the defendants filed a motion to dismiss plaintiff's verified stockholder derivative complaint for failure to state a claim upon which relief can be granted. On November 23, 2016, the Court granted defendants’ motion to dismiss all claims brought by the plaintiff.  On December 19, 2016, the plaintiff filed a notice of appeal of the ruling. The oral hearing on the appeal was held on October 11, 2017. On October 12, 2017, the Supreme Court of Delaware affirmed the lower court's ruling, dismissing the case.
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

To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash to meet our needs, which depends on many factors beyond our control, and management has determined that there is substantial doubt as to our ability to continue as a going concern for a period within 12 months following November 8, 2017 based on the uncertainty about these factors
To service our debt obligations and to fund our operations and our capital expenditures, we require a significant amount of cash.  Our primary sources of liquidity are cash on hand, cash flow from operations, borrowing capacity under our domestic receivables-based credit facility, subject to the limitations contained in our material financing agreements, and cash from liquidity-generating transactions.  As of September 30, 2017, we had $286.4 million of cash and cash equivalents on our balance sheet, including $222.4 million of cash and cash equivalents held by our subsidiary, CCOH.  As of September 30, 2017, we had a borrowing base of $499.1 million under our receivables-based credit facility, had $365.0 million of outstanding borrowings and $49.1 million of outstanding letters of credit, resulting in $85.0 million of excess availability.  However, any incremental borrowings under our receivables-based credit facility may be further limited by the terms contained in our material financing agreements.
During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures.  We adopted this standard for the year ended December 31, 2016. Under this standard, we are required to evaluate whether there is substantial doubt about our ability to continue as a going concern each reporting period, including interim periods. In evaluating our ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about our ability to continue as a going concern for a period of 12 months following the date our financial statements were issued (November 8, 2017). Management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our conditional and unconditional obligations due before November 8, 2018.
A substantial amount of our cash requirements are for debt service obligations. Our current forecast indicates we will continue to incur net losses and generate negative cash flows from operating activities as a result of our indebtedness and significant related interest expense. At September 30, 2017, the Company had debt maturities totaling $366.9 million, $308.5 million (net of $277.1 million due to certain of our subsidiaries) and $8,368.9 million in 2017, 2018 and 2019, respectively. In October 2017, the Company exchanged $45.0 million principal amount of 11.25% Priority Guarantee Notes due 2021 that were held by a subsidiary of the Company for $45.0 million principal amount of 10.0% Senior Notes due 2018 that were held by unaffiliated third parties. After the exchanges, our debt maturities in the next 12 months include, (i) $365.0 million outstanding under our receivables-based credit facility, which matures on December 24, 2017, (ii) $51.5 million of 10% Senior Notes due January 15, 2018, (iii) $175.0 million of 6.875% Senior Notes due June 15, 2018, (iv) $24.8 million of contractual AHYDO catch-up payments to be made on our 14% Senior Notes due 2021 on the interest payment due on August 1, 2018. Our forecast includes approximately $1.8 billion in cash interest payments in the next 12 months, of which $344.6 million is payable in the fourth quarter of 2017 and $548.2 million is payable in the first quarter of 2018. In addition, in certain circumstances, a committee of the CCOH board of directors formed for the specific purpose of monitoring the Intercompany Note (the “CCOH Intercompany Note Committee”) has the non-exclusive authority to demand payments under the Intercompany Note, as long as the CCOH board of directors declares a simultaneous dividend equal to the amount so demanded.  As of November 8, 2017, the CCOH Intercompany Note Committee has the right pursuant to the terms of the settlement of the derivative litigation filed by CCOH’s stockholders regarding the Intercompany Note but not the obligation, to make a demand on the Intercompany Note. If the CCOH Intercompany Note Committee exercises this right to demand a full repayment of the Intercompany Note and the CCOH board of directors declares a simultaneous dividend, based on the balance of the Intercompany Note outstanding at September 30, 2017, approximately $110.4 million would be payable to the public stockholders of CCOH. If we are unable to refinance the amounts outstanding under the receivables-based credit facility, the 10% Senior Notes due January 15, 2018, and/or the 6.875% Senior Notes due June 15, 2018 and take other steps to create additional liquidity, forecasted cash flows are not sufficient for us to meet our obligations, including upcoming interest payments and maturities on our outstanding debt, as they become due in the ordinary course of business for a period of 12 months following November 8, 2017.
While we continue to work toward completing the notes exchange offers and the term loan offers or other similar transactions, refinancing the maturity of the receivables-based credit facility and taking other actions to create additional liquidity, there is no assurance that the notes exchange offers and the term loan offers or other similar transactions will be completed, that the amounts outstanding under the receivables-based credit facility will be refinanced or that we will be able to create additional liquidity. Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to achieve forecasted results, our ability to conserve cash, our ability to refinance the amounts outstanding under the receivables-based credit facility, our ability to successfully complete the notes exchange offers and the term loan offers or other similar transactions and achieve sufficient cash interest savings therefrom and our ability to complete other liquidity-generating transactions. Based on the uncertainty of achieving these actions and the significance of the forecasted future negative cash flows resulting from our substantial debt balance, including anticipated future interest cash payments (including interest due in the fourth quarter of 2017 and in 2018) and the maturities of the $365.0 million in current borrowings under our receivables-based credit facility that matures December 24, 2017, the $51.5 million aggregate principal amount of 10% Senior Notes due January 15, 2018, the $175.0 million aggregate principal amount of 6.875% Senior Notes due June 15, 2018 and the $24.8 million of contractual AHYDO catch-up payments to be made on our 14% Senior Notes due 2021 beginning with the interest payment due on August 1, 2018, management has determined that there is substantial doubt as to our ability to continue as a going concern for a period of 12 months following November 8, 2017.
If we are unable to complete any of the actions described in the paragraph above, or otherwise generate incremental liquidity, or if there are material adverse developments in our business, results of operations or liquidity, we may be forced to further reduce or delay our business activities and capital expenditures, sell material assets, seek additional capital or be required to file for bankruptcy court protection. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all.
In connection with the cash management arrangements for CCOH, we maintain an intercompany revolving promissory note payable by us to CCOH (the "Intercompany Note"), which matures on December 15, 2017. As of September 30, 2017, the balance of the Note was $1,051.3 million, all of which is payable on demand. While we intend to extend the maturity of the Intercompany Note prior to its maturity, the principal amount outstanding under the Intercompany Note is subject to demand by CCOH or the CCOH Intercompany Note Committee. We cannot assure you that we will have sufficient cash to make such a payment if CCOH or the CCOH Independent Note Committee demanded payment of the Intercompany Note in full.
The covenants in our senior secured credit facilities include a requirement that we receive an opinion from our auditors in connection with our year-end audit that is not subject to a “going concern” or like qualification or exception. Even if we are able to successfully refinance the amounts outstanding under our receivables-based credit facility and manage our liquidity challenges through the end of 2017, if we are unable to improve our liquidity forecast for 2018 and refinance or extend a significant portion of our substantial 2019 debt maturities prior to the completion of the audit of our 2017 financial statements, we anticipate that our auditor’s year-end opinion will contain a “going concern” qualification, and, if we are unable to obtain a waiver of the covenant in the senior secured credit facilities that requires us to deliver an unqualified auditor’s opinion, it will trigger a default under the senior secured credit facilities. We cannot assure you that we will be able to obtain such a waiver or amendment.
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
4.1
Supplemental Indenture, dated as of August 14, 2017, among Clear Channel International B.V., the guarantors party thereto, and U.S. Bank National Association, as trustee, paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.1 to Clear Channel Outdoor Holdings, Inc.’s Current Report on Form 8-K filed on August 14, 2017).

10.1
First Amendment to Employment Agreement, effective as of May 1, 2017, between Scott D. Hamilton and iHeartMedia Management Services, Inc. (incorporated by reference to Exhibit 10.1 to iHeartMedia, Inc.’s Quarterly Report on Form 10-Q filed on November 8, 2017).

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

November 8, 2017
/s/ SCOTT D. HAMILTON
Scott D. Hamilton
Senior Vice President, Chief Accounting Officer and Assistant Secretary